Form 10-K
period 2006-12-31
Triad Financial Special Purpose LLC; TRIAD AUTOMOBILE RECEIVABLES TRUST 2006-C
filed 2007-03-30
CIK 1329621, 1377943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period form                      to                     .
Commission file number of issuing entity: 333-132215-02
Commission file number of depositor: 333-132215
Triad Automobile Receivables Trust 2006-C
(Exact name of issuing entity as specified in its charter)
Triad Financial Special Purpose LLC
(Exact name of depositor as specified in its charter)
Triad Financial Corporation
(Exact name of sponsor as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	32-6050693 (I.R.S. Employer Identification No.)
c/o Triad Financial Special Purpose LLC
7711 Center Avenue
Huntington Beach, California
92647
(Address of principal executive offices)
(Zip Code)
(714) 373-8300
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act: None
Securities required to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not applicable to this registrant .
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
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     The consolidated financial statements of Ambac Assurance Corporation and its subsidiaries (“Ambac”) are incorporated herein by reference from Exhibit 99.01 of the Year End Report on Form 10-K filed by Ambac Financial Group, Inc. (File No. 1-10777) with the SEC on March 1, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning Ambac is accurate as of any date other than the date that such Form 10-K was filed with the SEC.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1117 of Regulation AB. Legal Proceedings.
     There are no current legal or governmental proceedings pending against Triad Automobile Receivables Trust 2006-C (the “Issuing Entity”), Triad Financial Special Purpose LLC (the “Depositor”), or Triad Financial Corporation (“Triad” or the “Servicer”), or to Triad’s knowledge, Wilmington Trust Company (the “Owner Trustee”), or Citibank, N.A. (the “Indenture Trustee”) that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
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
Exhibit 4.1- Indenture, dated as of October 18, 2006, between Triad Automobile Receivables Trust 2006-C (the “Issuing Entity”) and Citibank, N.A. (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
Exhibit 4.2- Trust Agreement, dated as of October 18, 2006, among Triad Financial Corporation (“Triad”), the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
Exhibit 4.3- Sale and Servicing Agreement, dated as of October 18, 2006, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
Exhibit 4.4- Note Guaranty Insurance Policy, dated as of October 18, 2006 and delivered by Ambac Assurance Corporation (the “Insurer”) (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
Exhibit 10.1- Purchase Agreement, dated as of October 18, 2006, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
Exhibit 10.2- Insurance and Indemnity Agreement, dated as of October 18, 2006, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).
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

Triad Automobile Receivables Trust 2006-C

by: Triad Financial Corporation (Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

/s/ Mike L. Wilhelms Name: Mike L. Wilhelms
Title: Chief Financial Officer
Date: March 30, 2007

Index of Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Triad Financial Special Purpose LLC (the “Depositor”) (incorporated by reference to Exhibit 3.1 to Triad Financial Special Purpose LLC’s Registration Statement on Form S-3 Filed on June 17, 2005 (File No. 333-125925))

3.2	Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Depositor’s Registration Statement on Form S-3 Filed on June 17, 2005 (File No. 333-125925)).

4.1	Indenture, dated as of October 18, 2006, between Triad Automobile Receivables Trust 2006-C (the “Issuing Entity”) and Citibank, N.A. (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

4.2	Trust Agreement, dated as of October 18, 2006, among Triad Financial Corporation (“Triad”), the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

4.3	Sale and Servicing Agreement, dated as of October 18, 2006, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

4.4	Note Guaranty Insurance Policy, dated as of October 18, 2006 and delivered by Ambac Assurance Corporation (the “Insurer”) (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

10.1	Purchase Agreement, dated as of October 18, 2006, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

10.2	Insurance and Indemnity Agreement, dated as of October 18, 2006, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K Filed on October 20, 2006 (File No. 333-132215-02)).

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

33.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 30, 2007, of Triad Financial Corporation.*

33.2	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2007, of Citibank, N.A.*

34.1	Report of Registered Public Accounting Firm, dated March 30, 2007, of PricewaterhouseCoopers LLP, relating to Exhibit 33.1.*

34.2	Report of Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, relating to Exhibit 33.2.*

35.1	Servicer Compliance Statement, dated March 30, 2007, of Triad Financial Corporation.*

99.1	Consolidated financial statements of Ambac Assurance Corporation and its subsidiaries (incorporated by reference from Exhibit 99.01 of the Year End Report on Form 10-K filed by Ambac Financial Group, Inc. on March 1, 2007 (File No. 1-10777)).

*	Filed herewith.

4