Form 10-K
period 2006-12-31
Triad Financial Special Purpose LLC; Triad Automobile Receivables Trust 2006-B
filed 2007-04-02
CIK 1329621, 1363067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period form                      to                    .
Commission file number of issuing entity: 333-132215-01
Commission file number of depositor: 333-132215
Triad Automobile Receivables Trust 2006-B
(Exact name of issuing entity as specified in its charter)
Triad Financial Special Purpose LLC
(Exact name of depositor as specified in its charter)
Triad Financial Corporation
(Exact name of sponsor as specified in its charter)

DELAWARE	20-4703881
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     The consolidated financial statements of Financial Security Assurance Inc. (“FSA”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. (File No. 1-12644) on April 2, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning FSA is accurate as of any date other than the date that such Form 10-K was filed with the SEC.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1117 of Regulation AB. Legal Proceedings.
     There are no current legal or governmental proceedings pending against Triad Automobile Receivables Trust 2006-B (the “Issuing Entity”), Triad Financial Special Purpose LLC (the “Depositor”), or Triad Financial Corporation (“Triad” or the “Servicer”), or to Triad’s knowledge, Wilmington Trust Company (the “Owner Trustee”), or Citibank, N.A. (the “Indenture Trustee”) that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.
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
Exhibit 4.1- Indenture, dated as of May 25, 2006, between Triad Automobile Receivables Trust 2006-B (the “Issuing Entity”) and Citibank, N.A. (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 4.2- Trust Agreement, dated as of May 25, 2006, among Triad Financial Corporation (“Triad”), the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 4.3- Sale and Servicing Agreement, dated as of May 25, 2006, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 4.4- Financial Guaranty Insurance Policy, dated as of May 25, 2006 and delivered by Financial Security Assurance (the “Insurer”) (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 10.1- Purchase Agreement, dated as of May 25, 2006, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 10.2- Insurance and Indemnity Agreement, dated as of May 25, 2006, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).
Exhibit 31.1- Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
Exhibit 33.1-Management Assessment of Compliance with Applicable Servicing Criteria, dated March 30, 2007, of Triad Financial Corporation.*
Exhibit 33.2- Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2007, of Citibank, N.A.*
Exhibit 34.1- Report of Registered Public Accounting Firm, dated March 30, 2007, of PricewaterhouseCoopers LLP, relating to Exhibit 33.1.*
Exhibit 34.2- Report of Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, relating to Exhibit 33.2.*
Exhibit 35.1- Servicer Compliance Statement, dated March 30, 2007, of Triad Financial Corporation.*
Exhibit 99.1- Consolidated financial statements of Financial Security Assurance Inc. (“FSA”) are incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. (File No. 1-12644) on April 2, 2007.

*	Filed herewith.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Automobile Receivables Trust 2006-B

by:	Triad Financial Corporation

(Servicer, not in its individual capacity but
solely as Servicer on behalf of the Issuing Entity)

/s/ Mike L. Wilhelms

Name: Mike L. Wilhelms
Title: Chief Financial Officer
Date: April 2, 2007

Index of Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Triad Financial Special Purpose LLC (the “Depositor”) (incorporated by reference to Exhibit 3.1 to Triad Financial Special Purpose LLC’s Registration Statement on Form S-3 Filed on June 17, 2005 (File No. 333-125925))

3.2	Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Depositor’s Registration Statement on Form S-3 Filed on June 17, 2005 (File No. 333-125925)).

4.1	Indenture, dated as of May 25, 2006, between Triad Automobile Receivables Trust 2006-B (the “Issuing Entity”) and Citibank, N.A. (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

4.2	Trust Agreement, dated as of May 25, 2006, among Triad Financial Corporation (“Triad”), the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

4.3	Sale and Servicing Agreement, dated as of May 25, 2006, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

4.4	Note Guaranty Insurance Policy, dated as of May 25, 2006 and delivered by Ambac Assurance Corporation (the “Insurer”) (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

10.1	Purchase Agreement, dated as of May 25, 2006, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

10.2	Insurance and Indemnity Agreement, dated as of May 25, 2006, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K Filed on May 26, 2006 (File No. 333-132215-01)).

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

33.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 30, 2007, of Triad Financial Corporation.*

33.2	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2007, of Citibank, N.A.*

34.1	Report of Registered Public Accounting Firm, dated March 30, 2007, of PricewaterhouseCoopers LLP, relating to Exhibit 33.1.*

34.2	Report of Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, relating to Exhibit 33.2.*

35.1	Servicer Compliance Statement, dated March 30, 2007, of Triad Financial Corporation.*

99.1	Consolidated financial statements of Financial Security Assurance Inc. (“FSA”) are incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. (File No.1-12644) on April 2, 2007.

*	Filed herewith.

4